Form 10KSB
period 1998-03-31
KERATOPLANETES CORP
filed 1999-04-13
CIK 919604

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1998

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23508

                                            KERATOPLANETES CORPORATION
                           (Exact name of small business issuer in its charter)

                         DELAWARE                 33-0601500
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)
1500 Quail Street, Suite 550         Newport Beach, California           92660
           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:               (714) 660-1500
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X        NO

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

Common Stock, $.001 Par Value - 1,273,800 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Keratoplanetes Corporation, a Delaware corporation (the "Company") was incorporated on May 4, 1992. The Company has no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

 The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

 The executive offices of the Company are located at 1500 Quail Street, Suite 550, Newport Beach, California 92660. Its telephone number is (714) 660-1500.

Plan of Operation - General

 The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time,the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company. Although the Company's Common Stock is currently not freely tradeable, it will eventually become so under exemptions such as Rule 144 promulgated under the Securities Act of 1933. See "Description of Securities." The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

 The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement. (See "Risk Factors" and "Management").

 Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another (see "Risk Factors").

 The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company.

In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

 The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

 As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

 The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

 The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

 The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

 The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

 The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

 The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

 The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

 The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

 It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

 The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

 In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

 It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

 As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

 The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

 With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Risk Factors.")

 The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

 It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

 Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

 The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

 The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or  continues  to hold a minority  interest  in a number of  development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

 The Company intend to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

 The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management").

Item 2.   DESCRIPTION OF PROPERTY

 The Company rents an executive suite on an as needed basis. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1998, there were approximately 310 stockholders of record.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has been recently formed and has not engaged in any operations other than organizational matters. Its operating deficit is being founded by an officer and director.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index. Its operating deficit is being funded by an officer and director.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

            Jehu Hand has been President and Secretary of the Company since its inception and Chief Financial Officer since January 1, 1995. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

Conflicts of Interest

            Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

            Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

            The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

            The Company, by resolution of its Board of Directors and stockholders, adopted a 1992 Stock Option Plan (the "Plan") on May 4, 1992. The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

            In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock.

A total of 2,000,000 shares are authorized for issuance under the Plan, of which no shares are issuable under options. The Company does not intend to grant options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

            Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

            Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

            Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company.

            Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

            Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

Item 10. EXECUTIVE COMPENSATION

            No compensation is paid or anticipated to be paid by the Company until an acquisition is made.

            On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

            Directors currently receive no compensation for their duties as directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1998.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)                            90,000                           8.5%

            Elizabeth Rodelli                        90,000                           8.5%
            2249 Via Salvador
            San Clemente, CA 92672

            Dempsey K. Mork                         340,000                           26.7%

            Jonathan Mork                           340,000                           26.7%
            9551 Wilshire Blvd., 2nd floor
            Beverly Hills, California 90212

            Jeremy Mork                             169,200                           13.3%

            All officers and
            directors as a group
            (1 person) (1)                           90,000                           8.5%

         (1)      The address of such person is care of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with organizing the Company, persons consisting of its officers, directors, and other individuals paid an aggregate of $500 in cash to purchase a total of 400,000 shares of Common Stock at an average sales price of $.00125 per share. In April 1993 Messrs. Hand and Anderson also contributed $500.00 to the Company as a contribution to capital. Under Rule 405 promulgated under the Securities Act of 1933, Messrs. Hand and Anderson may be deemed to be promoters of the Company. No other persons are known to Management which would be deemed to be promoters.

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1996, 1997 and 1998 such expenses totalled $848, $1,008, $1,168 and $1,278.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.


    Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1.    1992 Stock Option Plan(1)
                           10.2     Stock Option Agreement with Jehu Hand(1)
                           10.3     Stock Option Agreement with Eric Anderson(1)
                           10.4     Stock Option Agreement with Jehu Hand(2)

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23508.
(2)      Incorporated by reference to the Company's 1996 Annual Report.

        (b)                Reports on Form 8-K.

                           Not Applicable.




KERATOPLANETES CORPORATION
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1998             1997


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $271 and $266 (Note 1)                                                           5

     TOTAL ASSETS                                                                   $                $       5



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $  1,278         $   1,168

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                  1,274             1,274

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (3,373)           (3,258)


     TOTAL STOCKHOLDERS' EQUITY                                                      (1,278)           (1,163)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $                $       5










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


KERATOPLANETES CORPORATION
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 1998      March 31, 1997   March 31, 1998


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           110                 160            3,102
    Amortization                                                           5                  54              271
TOTAL OPERATING EXPENSES                                                 115                 214            3,373

NET (LOSS)                                                    $        (115)     $         (214)   $      (3,373)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $          .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             1,273,800           1,273,800        1,119,481


































                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




KERATOPLANETES CORPORATION                                                                 Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1998



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                              (1,706)         (1,706)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Issuance of Shares for services                    849,200                849                                               849

Balances at
    March 31, 1994                               1,273,800       $      1,274    $        821       $   (1,976)     $       119

Net (loss) (unaudited)                                                                                    (854)           (854)

Balances at
  March 31, 1995 (unaudited)                     1,273,800       $      1,274    $        821       $   (2,830)     $     (840)

Net (loss) (unaudited)                                                                                    (214)           (214)

Balances at
  March 31, 1996 unaudited)                      1,273,800       $      1,274    $        821       $   (3,044)     $     (949)

Net (loss) (unaudited)                                                                                    (214)           (214)

Balances at March 31, 1997
  (unaudited)                                    1,273,800       $      1,274    $        821       $   (3,258)     $   (1,163)

Net (loss) (unaudited)                                                                                    (115)           (115)

Balances at March 31, 1998
  (unaudited)                                    1,273,800       $      1,274    $        821       $   (3,373)     $   (1,278)

                           The accompanying  notes are an integral part of these
financial statements.




KERATOPLANETES CORPORATION
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                May 4, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1998     March 31, 1997         March 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (115)       $      (214)           $     (3,373)

    Add item not requiring the use
      of cash
        Amortization                                                        5                 54                     271
        Issuance of Common Stock for services                                                                        849

    Increase (decrease) in accounts payable                               110                160                   1,278

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246

NET INCREASE IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                                    $                  $                      $


NON-CASH TRANSACTION - Issuance of Common Stock for Services                                                         849





















                            The  accompanying  notes are an integral part of the
financial statements.

KERATOPLANETES CORPORATION
(A Development Stage Company)                    Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on May 4, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs are amortized on a straight-line basis over five years.

            The financial statements as of and for the years ended March 31, 1998, 1997 and 1996 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1996, 1997 and 1998 such expenses totalled $1,008, $1,168 and $1,278.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,373 that would begin expiring in the year 2012.


NOTE 5      STOCK OPTION PLAN

            The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant of 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of share subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1998.


                                                      KERATOPLANETES CORPORATION


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 1998.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand