Form 10QSB
period 1998-09-30
KERATOPLANETES CORP
filed 1999-04-13
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       1,273,800
----------------------------------                      ----------------------
Title of Class                                     Number of Shares outstanding
                                                      at September 30, 1998
No exhibits included.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1998              1998


              TOTAL ASSETS - Organization costs,
                     net of Amortization                                                    $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,278         $   1,308

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,373)           (3,403)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,278)           (1,308)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $       5         $












                                The  accompanying  notes are an integral part of
the financial statements.




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   September 30,                        September 30,                      TO
                                              1998             1997               1998                 1997       September 30, 1998




REVENUES                                $                 $                 $                     $                   $

OPERATING EXPENSES

  General and Administrative                        30                30                  15                 15                3,132
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                            30                30                  15                 15                3,403


NET (LOSS)                              $         (30)              (30)                (15)      $        (15)       $      (3,403)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,273,800         1,273,800           1,273,800          1,273,800            1,129,914























                 See accompanying Notes to Financial Statements.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   September 30,                        September 30,                      TO
                                              1998             1997               1998                 1997       September 30, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (30)    $         (30)    $           (15)      $        (15)       $      (3,403)

  Add item not requiring the
   use of cash - amortization                                                                                                    271

   Issuance of stock for services                                                                                                849

  Increase (decrease) in accounts
   payable                                          30                30                  15                 15                1,308



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $

NON CASH TRANSACTIONS:
   Issuance of common stock for
     services                                                                                                                    849





                 See accompanying Notes to Financial Statements.

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997, and the cash flows for the three and six months ended September 30, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.


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


                                                     KERATOPLANETES CORPORATION



Date:     October 14, 1998                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                                and accounting officer and duly
                                                           authorized officer)