Form 10QSB
period 1998-12-31
KERATOPLANETES CORP
filed 1999-04-13
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        1,273,800
----------------------------------                      ----------------------
Title of Class                                    Number of Shares outstanding
                                                          at December 31, 1998
No exhibits included.




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1998              1998


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,278         $   1,323

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,373)           (3,418)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,278)           (1,323)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $













                                The  accompanying  notes are an integral part of
the financial statements.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997       December 31, 1998



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        45                45                  15                 15                3,147
  Amortization                                                         5                                                         271
TOTAL OPERATING EXPENSES                            45                50                  15                 15                3,418


NET (LOSS)                              $         (45)              (50)                (15)      $        (15)       $      (3,418)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,273,800         1,273,800           1,273,800          1,273,800            1,134,619























                 See accompanying Notes to Financial Statements.


                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997        December 31, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (45)    $         (50)    $           (15)      $        (15)       $      (3,418)

  Add items not requiring the
   use of cash
      amortization                                                     5                                                         271
      Issuance of common stock                                                                                                   849

  Increase (decrease) in accounts
   payable                                          45                45                  15                 15                1,323



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NON CASH TRANSACTIONS
  Issuance of stock for services                                                                                                 849

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997, and the cash flows for the three and nine months ended December 31, 1998 and 1997.

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