Form 10KSB
KERATOPLANETES CORP
filed 1999-04-13
CIK 919604

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1999

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23508

                                            KERATOPLANETES CORPORATION
                          (Exact name of small business issuer in its charter)

                         DELAWARE       33-0601500
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

                 24351 Pasto Road, Suite B
                 Dana Point, California                                 92629
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

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

 The executive offices of the Company are located at 24351 Pasto Road, Suite B, Dana Point, California 92629. Its telephone number is (949) 489-2400.

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

 It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

Item 2.   DESCRIPTION OF PROPERTY

 The Company shares office space with an officer and director. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were approximately 310 stockholders of record.

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

A total of 2,000,000 shares are authorized for issuance under the Plan, of which 20,000 shares are issuable under options granted to an officer and director at $.50 per share, and 20,000 shares are issuable to the same individual at $.01 per share, both exercisable until May 4, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1999.


                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)(2)                         90,000                           8.5%

            Elizabeth Rodelli                        90,000                           8.5%
            2249 Via Salvador
            San Clemente, CA 92672

            Dempsey K. Mork                         340,000                           26.7%

            Jonathan Mork                           340,000                           26.7%
            9551 Wilshire Blvd., 2nd floor
            Beverly Hills, California 90212

            Jeremy Mork                             169,200                           13.3%

            All officers and
            directors as a group
            (1 person) (1)                           90,000                           8.5%

         (1) Includes 40,000 shares issuable upon exercise of stock options held by Mr. Hand.
         (2)      The address of such person is care of the Company.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1997, 1998 and 1999 such expenses totalled $1,168, $1,278 and $1,388.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1999             1998


     TOTAL ASSETS                                                                   $                $



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $  1,388         $   1,278

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                  1,274             1,274

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (3,483)           (3,373)


     TOTAL STOCKHOLDERS' EQUITY                                                      (1,388)           (1,278)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $                $










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


KERATOPLANETES CORPORATION
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 1999      March 31, 1998   March 31, 1999


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           110                 110            3,212
    Amortization                                                                               5              271
TOTAL OPERATING EXPENSES                                                 110                 115            3,483


NET (LOSS)                                                    $        (110)     $         (115)   $      (3,483)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $          .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             1,273,800           1,273,800        1,138,979


































                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




KERATOPLANETES CORPORATION                                                                 Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1999
                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500
Net (loss)                                                                                                (270)           (270)
Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                              (1,706)         (1,706)
Contribution to capital                                                                   500                               500
Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993
Issuance of Shares for services                    849,200                849                                               849

Balances at
    March 31, 1994                               1,273,800       $      1,274    $        821       $   (1,976)     $       119

Net (loss) (unaudited)                                                                                    (854)           (854)

Balances at
  March 31, 1995 (unaudited)                     1,273,800       $      1,274    $        821       $   (2,830)     $     (840)

Net (loss) (unaudited)                                                                                    (214)           (214)

Balances at
  March 31, 1996 unaudited)                      1,273,800       $      1,274    $        821       $   (3,044)     $     (949)

Net (loss) (unaudited)                                                                                    (214)           (214)

Balances at March 31, 1997
  (unaudited)                                    1,273,800       $      1,274    $        821       $   (3,258)     $   (1,163)

Net (loss) (unaudited)                                                                                    (115)           (115)

Balances at
  March 31, 1998 unaudited)                      1,273,800       $      1,274    $        821       $   (3,373)     $   (1,278)

Net (loss) (unaudited)                                                                                    (110)           (110)

Balances at March 31, 1999
  (unaudited)                                    1,273,800       $      1,274    $        821       $   (3,483)     $   (1,388)

                           The accompanying  notes are an integral part of these
financial statements.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                May 4, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1999     March 31, 1998         March 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (110)       $      (115)           $     (3,483)

    Add item not requiring the use
      of cash
        Amortization                                                                           5                     271
        Issuance of Common Stock for services                                                                        849

    Increase (decrease) in accounts payable                               110                110                   1,388

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246

NET INCREASE IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                                    $                  $                      $


NON-CASH TRANSACTION - Issuance of Common Stock for Services                                                         849





















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

            The financial statements as of and for the years ended March 31, 1999, 1998 and 1997 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1997, 1998 and 1999 such expenses totalled $1,168, $1,278 and $1,388.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,483 that would begin expiring in the year 2013.


NOTE 5      STOCK OPTION PLAN

            The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant of 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of share subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding under the Plan.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1999.


                                                     KERATOPLANETES CORPORATION


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 1999.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand