Form 10KSB
period 1995-03-31
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1995

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

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.001
                                                  -----------------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1995:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1995, there were approximately 310 stockholders of record.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows.

            Eric W. Anderson has been a director, chairman and chief financial officer since inception of the Company. He founded Bentley Richards & Associates, Inc. in July 1991. Bentley, Richards provides financial public relations services to public and private companies. He is also chief executive officer and director of Faraday Financial, Inc., which provides financial and consulting services. From January 1987 to June 1991 Mr. Anderson was a registered representative at various NASD broker-dealers, including Cruttenden & Company (October 1990 to June 1991), Grant Bettingen, Inc. (May to October
1990), Ross Anderson Capital Management (July 1989 to May 1990), Sacks Investments (August 1987 to May 1990) and Private Ledger, Inc. (January August 1987. Mr. Anderson was also a principal of Ross Anderson Capital Management. Mr. Anderson received an MBA from Sonoma State University in 1987.

            Jehu Hand has been President and Secretary of the Company since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. Mr. Hand is a director of Interactive Medical Technologies Ltd., which manufactures and sells diagnostic imaging spheres to measure blood flow, of Faraday Financial, Inc., and Monarch Pictures Corporation. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

Conflicts of Interest

            Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

            Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company may hold similar positions with other blank check companies.

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

            In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 40,000 shares are issuable under options granted to officers and directors at $.50 per share, exercisable until May 4, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.

                                                                     Percentage
               Name of                           Number of       of Outstanding
             Stockholder                       Shares Owned        Common Stock

            Eric Anderson (1)(2)                     20,000                1.5%

            Jehu Hand (1)(2)                        380,000                1.5%

            Dempsey K. Mork                         340,000               26.7%

            Jonathan Mork                           340,000               26.7%
            9551 Wilshire Blvd., 2nd Floor
            Beverly Hills, CA 90212

            Jeremy Mork                             169,200               13.3%

            All officers and
            directors as a group
            (2 persons) (1)                         400,000               30.5%

(1) Includes 20,000 shares issuable upon exercise of stock options held by each of Messrs. Hand and Anderson.
(2)      The address of such person is care of the Company.

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

         An officer of the Company has  advanced  certain  expenses on behalf of
the  Company,   totallying  $848  and  $48  as  of  March  31,  1995  and  1994,
respectively.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.

To the Shareholders and
Board of Directors of
Keratoplanetes Corporation

                                           INDEPENDENT AUDITOR'S REPORT

I have audited the statement of financial position of Keratoplanetes Corporation ( a development stage company) as of March 31, 1994 and 1993, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 1994 and from inception (May 4, 1992) through March 31,
1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keratoplanetes Corporation (a development stage company) as of March 31, 1994 and 1993, and the results of its operations, changes in stockholders' equity and cash flows for the year ended March 31, 1994 and from inception (May 4, 1992) through March 31, 1993, in conformity with generally accepted accounting principles.




Carolyn J. Bunker, CPA
Los Angeles, California

July 7, 1994



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1995             1994
                                                                                     (Unaudited)

CURRENT ASSETS - CASH                                                               $      0         $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $104 and $158 (Note 1)                                       113               167

     TOTAL ASSETS                                                                   $    113         $     167



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    848         $      48

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                  1,274             1,274

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (2,830)           (1,976)


     TOTAL STOCKHOLDERS' EQUITY                                                        (735)               119



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $    113         $     167










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                              Statements of Operations




                                                                                                   CUMULATIVE
                                                   FOR THE                 FOR THE               FROM INCEPTION
                                                 YEAR ENDED              YEAR ENDED               (May 4, 1992)
                                                                                                       TO
                                                March 31, 1995        March 31, 1994             March 31, 1995


REVENUES                                        $       -0-              $       -0-              $       -0-

OPERATING EXPENSES

    General and Administrative                          800                    1,652                    2,672
    Amortization                                         54                       54                      158
TOTAL OPERATING EXPENSES                                854                    1,706                    2,830


NET (LOSS)                                      $     (854)              $   (1,706)              $   (2,830)

NET (LOSS) PER SHARE                            $     (Nil)              $     (Nil)              $     (Nil)
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                            1,273,800                1,273,800                  905,955





















                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




KERATOPLANETES CORPORATION                                                                 Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1995



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development

                                                  Shares            Amount          Capital            Stage

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                              (1,706)         (1,706)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Issuance of shares for services                    849,200                849                                               849

Balances at
    March 31, 1994                               1,273,800       $      1,274    $        821       $   (1,976)     $       119

Net (loss) (Unaudited)                                                                                    (854)           (854)

Balances at
    March 31, 1995                               1,273,800       $      1,274    $        821       $   (2,830)     $     (735)
















                           The accompanying  notes are an integral part of these
financial statements.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                                CUMULATIVE
                                                             FOR THE                    FOR THE               FROM INCEPTION
                                                              YEAR                       YEAR                   May 4, 1992
                                                              ENDED                      ENDED                      TO
                                                         March 31, 1995             March 31, 1994            March 31, 1995


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                             $    (854)                $  (1,706)                 $ (2,830)

    Add item not requiring the use of cash                         54                        54                       158

    Services rendered for common stock                                                      849                       849

    Increase (decrease) in accounts payable                       800                     (172)                       848

    Net cash flows from operating activities                                              (975)                     (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                              (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                 500                       500
    Sale of common stock                                                                    246                       746
    Net Cash flows from financing activities                                                746                     1,246


NET INCREASE IN CASH                                                                      (229)

CASH BALANCE AT BEGINNING OF PERIOD                                                         229

CASH BALANCE AT END OF PERIOD                              $                         $                          $

NON CASH TRANSACTIONS
    Issuance of stock for services                                                          849                       849










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

            The financial statements as of and for the year ended March 31, 1995 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.


NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The Company currently receives the use of office space free of charge from Jehu Hand, president of the Company. The fair market value of the office space in the same geographic region is $20 per month.

            The officers and directors of the Company currently serve without compensation.

NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $2,830 that would begin expiring in the year 2010.


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

KERATOPLANETES CORPORATION
(A Development Stage Company)
 Notes to Financial Statements

Options outstanding:
            Shares allocated                             2,000,000

                 Option price                       $          .50

            Balance at inception                                --
            Granted                                         40,000
            Balance outstanding at
            March 31, 1993                                  40,000
            Granted                                             --
            Balance outstanding at
            March 31, 1994                                  40,000

            Granted                                         20,000
            Lapsed                                          20,000


            Balance Outstanding at
            March 31, 1995                                  40,000


            Year exercisable:
                 1997                                       40,000

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 1996.


                                                     KERATOPLANETES CORPORATION


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on January 31, 1996.


By:     /s/ Jehu Hand                         President, Secretary and Director
        Jehu Hand        (Principal Executive, Accounting and Financial Officer)