Form 10QSB
period 1995-12-31
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                  Commission File Number
December 31, 1995                                          0-23508


                                           KERATOPLANETES CORPORATION
                          (Exact Name of Registrant as specified in its Charter)


            Delaware                                          33-0601500
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                  fication No.)

1500 Quail Street, Suite 550, Newport Beach, California                92660
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                1,273,800
----------------------------------                    ----------------------
Title of Class                                     Number of Shares outstanding
                                                         at December 31, 1995
No exhibits included.




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $158 and $199 (Note 1)                                       113                72

              TOTAL ASSETS                                                                  $     113         $      72



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     848         $     893

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,830)           (2,916)


              TOTAL STOCKHOLDERS' EQUITY                                                        (735)             (821)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     113         $      72

                                 See accompanying Notes to Financial Statements



                                                                   2




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                       CUMULATIVE
                                                                    FOR THE                     FOR THE                   FROM
                                                                  NINE MONTHS                    THREE                  INCEPTION
                                                                     ENDED                   MONTHS ENDED             (MAY 4, 1992)
                                                                 DECEMBER 31,                DECEMBER 31,              TO DECEMBER
                                                             1995            1994         1995           1994           31, 1995



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-   $        -0-

OPERATING EXPENSES

    General and Administrative                                    45             650               15              30          2,717
    Amortization                                                  41              42               13              13            199
TOTAL OPERATING EXPENSES                                          86             692               28              43          2,916


NET (LOSS)                                              $       (86)     $     (692)     $       (18)    $       (43)   $    (2,916)

NET (LOSS) PER SHARE                                    $      (Nil)     $     (Nil)     $      (Nil)    $      (Nil)   $      (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                     1,273,800       1,273,800        1,273,800       1,273,800        982,128



                                 See accompanying Notes to Financial Statements



                                                                   3



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                       FOR THE                   FROM
                                                                  NINE MONTHS                      THREE                  INCEPTION
                                                                     ENDED                     MONTHS ENDED            (MAY 4, 1992)
                                                                 DECEMBER 31,                  DECEMBER 31,             TO DECEMBER
                                                             1995            1994          1995           1994           31, 1995

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $       (86)     $     (692)     $       (28)    $       (43)   $    (2,916)

    Add item not requiring the
       use of cash-Amortization                                   41              42               13              13            199

    Issuance of stock for services                                                                                               849

       Increase (decrease) in accounts
       payable                                                    45             650               15              30            893



    Net cash flows from operating
       activities                                                                                                              (975)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (271)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                   500
       Sale of Common Stock                                                                                                      746


       Net Cash flows from financing
         activities                                                                                                            1,246

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

                                 See accompanying Notes to Financial Statements



                                                                   4

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 DECEMBER 31, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, the results of operations for the three and nine months ended December 31, 1995 and 1994, and the cash flows for the three and nine months ended December 31, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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