Form 10KSB
period 1996-03-31
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1996

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1996:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1996, there were approximately 310 stockholders of record.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows. The officer and director holds similar positions in a number of other "blind pool-blank check" companies. See "Conflicts of Interest."

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1996.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)(2)                        400,000                           30.5%


            Dempsey K. Mork                         340,000                           26.7%

            Jonathan Mork                           340,000                           26.7%
            9551 Wilshire Blvd., 2nd floor
            Beverly Hills, California 90212

            Jeremy Mork                             169,200                           13.3%

            All officers and
            directors as a group
            (1 person) (1)                          400,000                           30.5%

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995 and 1996 such expenses totalled $848 and $1,008, respectively.

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

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23508.
(2)      Filed herewith.

        (b)                Reports on Form 8-K.

                           Not Applicable.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1996             1995


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $212 and $158, (Note 1)                                       59               113

     TOTAL ASSETS                                                                   $     59         $     113



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $  1,008         $     848

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                  1,274             1,274

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (3,044)           (2,830)


     TOTAL STOCKHOLDERS' EQUITY                                                        (949)             (735)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $     59         $     113










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 1996      March 31, 1995   March 31, 1996


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           160                 800            2,832
    Amortization                                                          54                  54              212
TOTAL OPERATING EXPENSES                                                 214                 854          (3,044)


NET (LOSS)                                                    $        (214)     $         (854)   $      (3,044)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             1,273,800           1,273,800        1,000,640





















                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



KERATOPLANETES CORPORATION                                                                 Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1996



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                              (1,706)         (1,706)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Issuances of shares for services                   849,200                849                                               849

Balances at
    March 31, 1994                               1,273,800       $      1,274    $        821       $   (1,976)     $       119

Net (loss) (unaudited)                                                                                    (854)           (854)

Balances at
  March 31, 1995 (unaudited)                     1,273,800       $      1,274    $        821       $   (2,830)     $     (735)

Net (loss) (unaudited)                                                                                    (214)           (214)

Balances at March 31, 1996
  (unaudited)                                    1,273,800       $      1,274    $        825       $   (3,044)     $     (949)











                           The accompanying  notes are an integral part of these
financial statements.



KERATOPLANETES CORPORATION
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                May 4, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1996     March 31, 1995         March 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (214)       $      (854)           $     (3,044)

    Add item not requiring the use
      of cash - amortization                                               54                 54                     212

    Services rendered for common stock                                                                               849

    Increase (decrease) in accounts payable                               160                800                   1,008

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246


NET INCREASE IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                                    $                  $                      $

NON CASH TRANSACTIONS:
    Issuance of stock for services                                                                                   849










                            The  accompanying  notes are an integral part of the
financial statements.

KERATOPLANETES CORPORATION
(A Development Stage Company                   Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs are amortized on a straight-line basis over five years.

            The financial statements as of and for the years ended March 31, 1996 and 1995 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995 and 1996 such expenses totalled $848 and $1,008.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,044 that would begin expiring in the year 2011.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1996.


                                                    KERATOPLANETES CORPORATION


                                                    By:    /s/ Jehu Hand
                                                           Jehu Hand
                                                           President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 1996.



By:     /s/ Jehu Hand         President, Secretary, Chief Financial Officer and
        Jehu Hand             Director