Form 10QSB
period 1996-06-30
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                              1,273,800
----------------------------------                   ----------------------
Title of Class                                    Number of Shares outstanding
                                                        at June 30, 1996
No exhibits included.




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1996              1996


CURRENT ASSETS - CASH                                                                       $                 $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization                                                                  59                45

              TOTAL ASSETS                                                                  $      59         $      45



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,008         $   1,023

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 issued and outstanding                                                  1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,044)           (3,073)


              TOTAL STOCKHOLDERS' EQUITY                                                        (949)             (978)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      59         $      45




                                The  accompanying  notes are an integral part of
the financial statements.

                                                                   2



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  1996                 1995           June 30, 1996



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                              15                 15                2,847
  Amortization                                                                            14                 14                  226
TOTAL OPERATING EXPENSES                                                                  29                 29                3,073


NET (LOSS)                                                                              (29)      $        (29)       $      (3,073)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,273,800          1,273,800            1,017,113























                 See accompanying Notes to Financial Statements.

                                                                   3



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  1996                 1995           June 30, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (29)      $        (29)       $      (3,073)

  Add items not requiring the
   use of cash - amortization                                                             14                 14                  226

  Issuance of stock for services                                                                                                 849

  Increase (decrease) in accounts
   payable                                                                                15                 15              (1,023)



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $

NON CASH ITEM - Issuance of stock
  for services                                                                                                                   849



                 See accompanying Notes to Financial Statements.

                                                                   4

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months ended June 30, 1996 and 1995, and the cash flows for the three months ended June 30, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

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


                                  KERATOPLANETES CORPORATION



Date:     September 30, 1996      By:  /s/ Jehu Hand
                                       -------------
                                  Jehu Hand,
                                  President and Chief Financial
                                  Officer (chief financial officer
                                  and accounting officer and duly
                                  authorized officer)