Form 10QSB
period 1996-12-31
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23508

                                           KERATOPLANETES CORPORATION
                          (Exact Name of Registrant as specified in its Charter)


            Delaware                                            33-0601500
(State or other Jurisdiction of                           .R.S. Employer Identi-
Incorporation or Organization                                    fication No.)

1500 Quail Street, Suite 550, Newport Beach, California                 92660
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                            1,273,800
----------------------------------                 ----------------------
Title of Class                                  Number of Shares outstanding
                                                    at December 31, 1996
No exhibits included.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1996              1996


CURRENT ASSETS - CASH                                                                       $                 $
              OTHER ASSETS
                    Organization costs, net of accumulated
                     amortization                                                                  59                18

              TOTAL ASSETS                                                                  $      59         $      18



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,008         $   1,053

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,044)           (3,130)


              TOTAL STOCKHOLDERS' EQUITY                                                        (949)           (1,035)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      59         $      18




                                The  accompanying  notes are an integral part of
the financial statements.

                                                                   2



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1996             1995               1996                 1995        December 31, 1996



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        45                45                  15                 15                2,872
  Amortization                                      41                41                  13                 13                  253
TOTAL OPERATING EXPENSES                            86                86                  28                 28                3,130


NET (LOSS)                              $         (86)              (86)                (28)      $        (28)       $      (3,130)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,273,800         1,273,800           1,273,800          1,273,800            1,045,011























                 See accompanying Notes to Financial Statements.

                                                                   3




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1996             1995               1996                 1995        December 31, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (86)    $         (86)    $           (28)      $        (28)       $      (3,130)

  Add items not requiring the
   use of cash
      amortization                                  41                41                  13                 13                  253
      Issuance of common stock                                                                                                   849

  Increase (decrease) in accounts
   payable                                          45                45                  15                 15                1,053



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NON CASH TRANSACTIONS
  Issuance of stock for services                                                                                                 849

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                                                   4

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995, and the cash flows for the three and nine months ended December 31, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

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


                                          KERATOPLANETES CORPORATION



Date:     February 11, 1997               By:  /s/ Jehu Hand
                                               -------------
                                          Jehu Hand,
                                          President and Chief Financial
                                          Officer (chief financial officer
                                          and accounting officer and duly
                                          authorized officer)