Form 10KSB
period 1997-03-31
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1997

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1997:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1997, there were approximately 310 stockholders of record.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1997.

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


                                                        11

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995, 1996 and 1997 such expenses totalled $848, $1,008 and $1,168.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.  The following exhibits of the Company are included herein.

                                                                     Sequential
    Exhibit No.            Document Description                         Page No.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.



KERATOPLANETES CORPORATION
(A Development Stage Company)           Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1997             1996


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $266 and $212 (Note 1)                                         5                59

     TOTAL ASSETS                                                                   $      5         $      59



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $  1,168         $   1,008

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                  1,274             1,274

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (3,258)           (3,044)


     TOTAL STOCKHOLDERS' EQUITY                                                      (1,163)             (949)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $      5         $      59










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                        14


KERATOPLANETES CORPORATION
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 1997      March 31, 1996   March 31, 1997


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           160                 160            2,992
    Amortization                                                          54                  54              266
TOTAL OPERATING EXPENSES                                                 214                 214            3,258


NET (LOSS)                                                    $        (214)     $         (214)   $      (3,258)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $          .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             1,273,800           1,273,800        1,056,559


































                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



KERATOPLANETES CORPORATION                                                                 Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1997



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


KERATOPLANETES CORPORATION
(A Development Stage Company)                                                    Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                May 4, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1997     March 31, 1996         March 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (214)       $      (214)           $     (3,258)

    Add item not requiring the use
      of cash
        Amortization                                                       54                 54                     266
        Issuance of Common Stock for services                                                                        849

    Increase (decrease) in accounts payable                               160                160                   1,168

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246

NET INCREASE IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                                    $                  $                      $


NON-CASH TRANSACTION - Issuance of Common Stock for Services                                                         849





















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

            The financial statements as of and for the years ended March 31, 1997, 1996 and 1995 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995, 1996 and 1997 such expenses totalled $848, $1,008 and $1,168.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,258 that would begin expiring in the year 2011.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1997.


                                                     KERATOPLANETES CORPORATION


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 1997.



By:     /s/ Jehu Hand                     President, Secretary, Chief Financial
        Jehu Hand                         Officer and Director