Form 10QSB
period 1997-09-30
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        1,273,800
----------------------------------                      ----------------------
Title of Class                                    Number of Shares outstanding
                                                         at September 30, 1997
No exhibits included.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1997              1997


              TOTAL ASSETS - Organization costs,
                     net of Amortization                                                    $       5         $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,168         $   1,198

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,258)           (3,293)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,163)           (1,198)



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

                                                                   2


                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                             FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                    ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                September 30,                        September 30,                      TO
                                           1997             1996               1997                 1996        September 30, 1997



REVENUES                             $       -0-    $        -0-     $           -0-      $          -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                 30              30                  15                  15                2,862
  Amortization                                5              28                                      14                  271
TOTAL OPERATING EXPENSES                     35              58                  15                  29                3,293


NET (LOSS)                            $     (35)            (58)                (15)      $        (29)       $      (3,293)

NET (LOSS) PER SHARE                  $    (Nil)    $      (Nil)     $          (Nil)     $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 1,273,800      1,273,800            1,273,800          1,273,800            1,085,405























                 See accompanying Notes to Financial Statements.

                                                                   3



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE              FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                (May 4, 1992)
                                                   September 30,                        September 30,                    TO
                                              1997             1996               1997                 1996      September 30, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (35)    $         (58)    $           (15)      $        (29)       $      (3,293)

  Add item not requiring the
   use of cash - amortization                        5                28                                     14                  271

   Issuance of stock for services                                                                                                849

  Increase (decrease) in accounts
   payable                                          30                30                  15                 15                1,198



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

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





                 See accompanying Notes to Financial Statements.

                                                                   4

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1997


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996, and the cash flows for the three and six months ended September 30, 1997 and 1996.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1997. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.


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


                                      KERATOPLANETES CORPORATION



Date:     October 14, 1997            By:  /s/ Jehu Hand
                                      Jehu Hand, President and Chief Financial
                                      Officer (chief financial officer and
                                      accounting officer and duly authorized
                                      officer)