Form 10KSB
period 1998-03-31
KERATOPLANETES CORP
filed 1999-06-30
CIK 919604

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)                           360,000                          28.2%


            Dempsey K. Mork                         340,000                           26.7%

            Jonathan Mork                           340,000                           26.7%
            9551 Wilshire Blvd., 2nd floor
            Beverly Hills, California 90212

            Jeremy Mork                             169,200                           13.3%

            All officers and
            directors as a group
            (1 person) (1)                          360,000                          28.2%

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