Form 10KSB
period 1995-03-30
KERATOPLANETES CORP
filed 1999-07-30
CIK 919604

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

For the transition period from                          to

Commission file number 0-22236

                                             FARADAY FINANCIAL, INC.
                         (Exact name of small business issuer in its charter)

                         DELAWARE                                    33-0565710
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. Employer Identification No.)

                 1500 Quail Street, Suite 550
                 Newport Beach, California                                 92660
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:               (714) 660-1500
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1994 was not determinable since the Common Stock was not traded.

         The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1994:

Common Stock, $.001 Par Value - 424,600 shares

                                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Background

         Faraday Financial, Inc., a Delaware corporation (the "Company") was incorporated on June 11, 1992.The Company has no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

Risk Factors

         Potential investors should consider the following special risk factors which pertain to the Company.

         New Company: No Revenues from Operation; Risk of Loss. The Company was incorporated on May 4, 1992 and faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company is a start-up venture, it is without any record of earnings and sales. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

         Reliance Upon Officers; No Experience. The Company is dependent upon the personal efforts and abilities of its officers and directors, who devote only minimal time to the affairs of the Company. The officers and directors of the Company have certain business experience but have limited experience in acquisition or merger activities. The officers and directors have not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition. (See "Management").

         Dilution on Change in Control. The Company may acquire or merge with another company through the issuance of its Common Stock or shares of its preferred stock which will dilute the existing shareholders' percentage interest in the Company, and may, in come instances, result in the further dilution of the per share book value of the Company's Common Stock. An acquisition may involve the appointment of additional members to the Company's Board of Directors or resignation of some or all of the current directors, which may result in a change of Management. Should any such acquisition or merger take place, investors in this offering will not have the benefit of knowing the business backgrounds of any future members of the Company's Board of Directors. The Company does not intend to provide the Company's security holders with any disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any merger or acquisition transaction.

         Financing Required. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans or capital contributions from officers and directors. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue preferred stock to raise additional capital for acquisition or merger purposes, any rights or privileges attached to such preferred stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the preferred stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company.

         Lack of Market for the Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained. At present there are no market makers for the shares of the Company and the Common Stock of the Company does not trade on any market.

         Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing on the assets of the business opportunity to be acquired, on the projected future revenues, or the profitability of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

         No Arrangements. None of the Company's officers, directors, promoters, their affiliates or associates have had any material contact or discussions with and there are no present plans, proposals, arrangements or undertakings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated herein.

         Time to be Devoted by Management. The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

         Type of Business Acquired. The type of business to be acquired may be one which desires to avoid effecting its own public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. In particular, business acquired may be one which, due to merit requirements of state securities authorities, would not be permitted to make a securities offering in many states. Because of the Com- pany's limited capital, it is more likely than not that any acquisition by the Company that would take place would involve other parties whose primary interest is the acquisition of a publicly traded company.

         Blue Sky Compliance. The trading of securities of blank check companies may be restricted by the "Blue Sky" laws of the several states. With the exception of solicited "unsolicited" transactions, Management is aware that unrestricted trading of blank check stocks is prohibited in the states of California, Idaho, Indiana, Minnesota, Michigan, and Texas, and may be prohibited in many other states absent the availability of exemptions which are in the discretion of state securities administrators. The effect of these state laws will be to limit the trading market, if any, for the shares of the Company and make the resale of shares acquired by investors more difficult.

         Loss of Control by Present Management and Shareholders. The Company may consider a merger in which the Company issues a substantial amount of its Common Stock as consideration for any acquisition (70 - 80% if a tax-free reorganization is desired). The result of such a merger would be that the acquired Company's shareholders and management would control the Company, and the Company's management could be replaced by persons whose background and competence are unknown at this time. Such a merger could leave the investors in this offering with stock worth substantially less than the price paid for such stock in this offering, and a greatly reduced percentage of ownership of the Company. The Company acquired may be a privately held company. Management could sell its control block of stock to the acquired company's shareholders. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person. See "Acquisition of Opportunities."

         Lack of Dividends. The Company has no paid dividends and does not contemplate paying dividends in the foreseeable future. There is no assurance that if a merger or acquisition occurs, the surviving company will pay any dividends.

         Substantial Management Conflicts. Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company hold similar positions with Hermaton Company, a company engaged in the same business as the Company. In the event a business opportunity is presented to the management, they will present the opportunity to the Company before the Hermaton Company, until such time as the Company has entered into an acquisition or a merger transaction. The officers and directors intend to become involved with several other blank check companies, and a similar conflict policy will be adopted.

         Possible Rule 144 Sales. All of the 400,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person affiliated with the Company and holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144, which could occur as early as May 4, 1994, may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

         Inability to Conduct Extensive Analysis. Because of its limited funds, the Company will unable to conduct extensive analysis of any prospective merger or acquisition. As a result, any decisions made by management may be made without the benefit of exhaustive studies and analysis which might be available if the Company had more money for analysis. If the funds allotted by the Company are depleted before an acquisition or merger is completed, the Company will have exhausted its capital and may not be able to continue operations.

         Risks of Low Priced Stocks. Trading, if any, in the Common Stock will likely be conducted in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

         In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 15c2-6 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years),
(ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

         Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

         The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

         Preferred Shares. The Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of Preferred Stock or Common Stock which may be issued in the future, which rights and privileges may be detrimental to the holders of the Common Stock of the Company. The Company is authorized to issue 1,000,000 shares of its Preferred Stock, par value $.001 and a total of 20,000,000 shares of Common Stock. (See "Description of Securities").

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

                                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has not traded. As of March 31, 1995, there were approximately 115 stockholders of record.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

           The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows. Each of the officers and directors holds similar positions in a number of other "blind pool-blank check" companies. See "Conflicts of Interest."

           Jehu Hand has been President, Secretary and Chief Financial Officer since April 1, 1994. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. Mr. Hand is a director of Interactive Medical Technologies Ltd., which manufactures and sells diagnostic imaging spheres to measure blood flow, of Faraday Financial, Inc., and Monarch Pictures Corporation. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

Conflicts of Interest

           Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

           Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company hold similar positions with Basic Science Associates, Inc., Hermaton Company; Achiote Corporation; Rook Haven, Ltd.; Faraday Financial, Inc.; Keratoplanetes Corporation; Quasar Projects Company, and Vendalux Corporation, all companies engaged in the same business as the Company. In the event a business opportunity is presented to the management, they will present the opportunity to the Company and to these companies in the foregoing order of priority, until such time as each company has entered into an acquisition or a merger transaction. The officers and directors may become involved with several other blank check companies, and a similar conflict policy will be adopted.

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

           The Company, by resolution of its Board of Directors and stockholders, adopted a 1992 Stock Option Plan (the "Plan")on June 11, 1992.The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

           In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 20,000 shares are issuable under options granted to officers and directors at $.50 per share, exercisable until May 4, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Eric Anderson (1)(2)                    200,000                           45.0%

            Jehu Hand (1)(2)                        110,000                           24.7%

            Elizabeth Rodelli                        90,000                           21.2%
            2249 Via Salvador
            San Clemente, CA 92672

            All officers and
            directors as a group
            (2 persons) (1)                         310,000                           66.7%

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

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1.    1992 Stock Option Plan(1)
                           10.2     Stock Option Agreement with Jehu Hand(1)


(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-
         SB, File No. 0-22236.

        (b)                Reports on Form 8-K.

                           Not Applicable.

To The Shareholders Board of Directors of FARADAY FINANCIAL, INC.

                                          INDEPENDENT AUDITOR'S REPORT

I have audited the statement of financial position of Faraday Financial, Inc. (a development stage company), as of March 31, 1993 and 1994, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period inception (May 4, 1992) to March 31, 1993 and for the year ended March 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Faraday Financial, Inc. (a development stage company), as of March 31, 1994, and the results of its operations, changes in stockholders' equity and cash flows for the period inception (June 11, 1992) to March 31, 1993 and for the yearendedMarch 31, 1994, all in conformity with generally accepted accounting principles.




Carolyn J. Bunker, CPA
Los Angeles, California

July 7, 1994

FARADAY FINANCIAL, INC.
(A Development Stage Company)                  Statements of Financial Position


                                                     ASSETS

                                                                                  March 31,         March 31,
                                                                                    1995              1994


CURRENT ASSETS - CASH                                                                   -0-              -0-
    OTHER ASSETS
          Organization costs, net of accumulated
          amortization of $161 and $104 (Note 1)                                        110              167

    TOTAL ASSETS                                                                  $     110         $    167



                                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                            $   1,216         $     48

STOCKHOLDERS' EQUITY
Preferred Stock,  $.001 par value;  1,000,000 shares  authorized,  including one share of Series A Preferred
    Stock; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                     425              425

Additional paid-in Capital                                                              821              821

Accumulated deficit during the development stage                                    (2,352)          (1,127)


    TOTAL STOCKHOLDERS' EQUITY                                                      (1,106)              119



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $     110         $    167









                    The accompanying notes are an integral part of the financial statements.

FARADAY FINANCIAL, INC.
(A Development Stage Company)                          Statements of Operations




                                                                                                 CUMULATIVE
                                                   FOR THE                 FOR THE             FROM INCEPTION
                                                 FISCAL YEAR            FISCAL YEAR             (June 11, 1992)
                                                    ENDED                   ENDED                    TO
                                               March 31, 1995          March 31, 1994          March 31, 1995


REVENUES                                        $       -0-              $       -0-              $       -0-

OPERATING EXPENSES

    General and Administrative                          268                      803                    2,191
    Amortization                                         57                       54                      161
TOTAL OPERATING EXPENSES                              1,225                      857                    2,352

NET (LOSS)                                      $   (1,225)              $     (857)              $   (2,352)

NET (LOSS) PER SHARE                            $     (Nil)              $     (Nil)              $     (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              418,450                  400,000                  406,461























                    The accompanying notes are an integral part of the financial statements.

FARADAY FINANCIAL, INC.                   Statement of Changes in Stockholders'
(A Development Stage Company)              Equity From Inception (June 11, 1992)
                                                        Through March 31, 1995



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400             100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                                (857)           (857)

Contribution to capital                                                                   500                               500

Sale of shares in private placement
 on September 30, 1993                              24,600                 25             221                               246

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $   (1,127)     $       119

Net (loss) unaudited                                                                                    (1,225)         (1,225)

Balances at
    March 31, 1995 (unaudited)                     424,600       $        425    $        821       $   (2,352)     $   (1,106)


















                           The accompanying  notes are an integral part of these
financial statements.

FARADAY FINANCIAL, INC.
(A Development Stage Company)                           Statements of Cash Flows

                                                                                                                CUMULATIVE
                                                            FOR THE                     FOR THE               FROM INCEPTION
                                                              YEAR                       YEAR                   June 11, 1992
                                                              ENDED                      ENDED                      TO
                                                         March 31, 1995             March 31, 1994            March 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                             $  (1,225)                $    (857)                 $ (2,352)

    Add item not requiring the use of cash
       Amortization                                                57                        54                       161

    Increase (decrease) in accounts payable                     1,168                     (172)                     1,216

    Net cash flows from operating activities                                              (975)                       975

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                              (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                 500                       500
    Sale of common stock                                                                    246                       746
    Net Cash flows from financing activities                                                746                     1,246


NET INCREASE (DECREASE) IN CASH                                                           (229)

CASH BALANCE AT BEGINNING OF PERIOD                                                         229

CASH BALANCE AT END OF PERIOD                              $                         $                          $














                            The  accompanying  notes are an integral part of the
financial statements.

FARADAY FINANCIAL, INC.
(A Development Stage Company)                     Notes to Financial Statements


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

NOTE 2      RELATED PARTY TRANSACTIONS

            The Company currently has informal arrangements with an affiliate of an officer and director for use of office space and professional and clerical services. The Company currently receives the use of office space free of charge, and the officers and directors currently serve without compensation.

NOTE 3      STOCK OPTION PLAN

            On June 11, 1992, the Company adopted a stock option plan whereby a total of 2,000,000 shares of common stock are reserved for issuance under the plan. Any officer, employee, director, advisor or consultant of the Company is eligible to participate. The plan provides for administration by an option committee, which will be composed of two or more members of the board of directors who are disinterested directors. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of the grant); non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant.

NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed.

NOTE 5      STOCKHOLDERS' EQUITY

            The Company issued 400,000 shares on incorporation for consideration of $500. The directors and officers contributed an additional $500 to capital in the fiscal year ended March 31, 1994. On September 30, 1993 the Company closed a private placement of 24,600 shares at $.01 per share for net proceeds of $246.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 28, 1995.


                                                         FARADAY FINANCIAL, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 28, 1995.


By:     /s/ Jehu Hand               President, Chairman, Chief Financial Officer
        Jehu Hand                                    and Director