Form 10QSB
period 1999-06-30
KERATOPLANETES CORP
filed 1999-08-27
CIK 919604

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

                     24351 Pasto Road, Suite B, Dana Point, California 92629
(Address of Principal Executive Offices)                             (Zip Code)

                                                 (949) 489-2400
                          (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                      1,273,800
----------------------------------                       ----------------------
Title of Class                                      Number of Shares outstanding
                                                              at June 30, 1999
No exhibits included.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1999              1999



              TOTAL ASSETS - Organization costs,
                     net of Amortization                                                    $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,388         $   1,403

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,483)           (3,498)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,388)           (1,403)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




                                The  accompanying  notes are an integral part of
the financial statements.




                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  1999                 1998           June 30, 1999



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                              15                 15                3,227
  Amortization                                                                                                5                  271
TOTAL OPERATING EXPENSES                                                                  15                 20                3,498


NET (LOSS)                                                                              (15)      $        (20)       $      (3,498)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,273,800          1,273,800            1,143,118























                 See accompanying Notes to Financial Statements.



                           KERATOPLANETES CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  1999                 1998           June 30, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (15)      $        (20)       $      (3,498)

  Add items not requiring the
   use of cash                                                                                                5                  271

Amortization
   Issuance of common stock for services                                                                           849

  Increase (decrease) in accounts
   payable                                                                                15                 15                1,403



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

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




                 See accompanying Notes to Financial Statements.

                                            KERATOPLANETES CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1999


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three months ended June 30, 1999 and 1998, and the cash flows for the three months ended June 30, 1999 and 1998.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1999. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2000.

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


                                              KERATOPLANETES CORPORATION



Date:     July 31, 1999                                       By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                                and accounting officer and duly
                                                           authorized officer)